Form 10-K
period 2004-12-31
BANC OF AMERICA COMMERCIAL MORT PASS THR CERTS SER 2004-1
filed 2005-03-29
CIK 1283137

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-89322-04


        Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2004-1

     (Exact name of registrant as specified in its charter)


   New York                                         54-2147316
  (State or other jurisdiction of                   54-2147317
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification Nos.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.

                          Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Special Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 42.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on March 25, 2004).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification.

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.2) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.3) Schedule of Year-To-Date Principal and Interest Distributions to
            Certificateholders.

    (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

    (c) Not Applicable.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2004-1
    (Registrant)


Banc of America Commercial Mortgage Inc., as Depositor

  By:  Stephen L. Hogue, Vice President

  By: /s/ Stephen L. Hogue, Vice President

  Dated:  March 29, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on March 25, 2004).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification.

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.2) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.3) Schedule of Year-To-Date Principal and Interest Distributions to
            Certificateholders.




     Exhibit 31.1

                                  Certification


  I, George G. Ellison, a Senior Vice President of Banc of America Commercial Mortgage Inc., certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust formed pursuant to the Pooling and Servicing Agreement (the ("Pooling and Servicing Agreement") dated as of March 1, 2004 among
     Banc of America Commercial Mortgage Inc., as Depositor, Bank of
     America, N.A., as Master Servicer, Lennar Partners, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee and REMIC Administrator;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer and Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's and Special Servicer's compliance with the minimum servicing standards based upon each report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lennar Partners, Inc., as Special Servicer, Wells Fargo Bank, N.A., as Trustee and REMIC Administrator, Capstone Realty Advisors, LLC, as Sub-Servicer, Collateral Mortgage Capital, LLC, as Sub-Servicer, Laureate Capital LLC, as Sub-Servicer, Northmarq Capital, Inc., as Sub-Servicer, and Midland Loan Services, Inc., as Sub-Servicer.


                                          By: /s/ George G. Ellison
                                          Name:  George G. Ellison
                                          Title: Senior Vice President
                                          Dated: March 29, 2005


  EX-99.1 (a)


PRICEWATERHOUSECOOPERS(logo)


   PricewaterhouseCoopers LLP
   214 N. Tryon Street
   Ste 3600
   Charlotte NC 28202
   Telephone (704) 344 7500
   Facsimile (704) 344 4100


   Report of Independent Accountants



   To the Board of Directors and Shareholders of Bank of America, N.A. Capital Markets Servicing Group:



   We have examined management's assertion about Bank of America, N.A.'s Capital Markets Servicing Group (CMSG), as master servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004, included in the accompanying management assertion (see Exhibit I), except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as master servicer, except as that assertion relates to the minimum servicing standards I.4, II, III.2,III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers, based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. The primary servicing of loans in this portfolio is performed by subservicers on behalf of CMSG. Consequently, we did not perform procedures regarding the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

   In our opinion, management's assertion that CMSG, as master servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects, except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI, for which the primary servicing of loans is performed by subservicers and as noted in the accompanying management assertion.


   /s/ PricewaterhouseCoopers LLP



   March 10, 2005




Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards



 March 10, 2005


As of and for the year ended December 31, 2004, Bank of America, N.A. Capital Markets Servicing Group (CMSG) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.




As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.





/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President



  EX-99.1 (b)

(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global


(logo) LENNAR PARTNERS
An LNR Company


March 1, 2005


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Services (CMBS)
Banc of America Commercial Mortgage Inc. Series 2004-1

Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
Banc of America Commercial Mortgage Pass Through Certificates, Series 2004-1

To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,
LENNAR PARTNERS, INC.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Bank of America, NA
Capital Markets Servicing Group
555 S. Flower Street, CA 9-706-06-42, 6th FIoor
Los Angeles, CA 90017
Servicing Manager

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601






  EX-99.2 (a)

Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE




Re: Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2004-1




In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities for the period ending December 31, 2004 and of its performance under the Sub-Servicing Agreement and the Pooling and Servicing Agreement dated as of March 1, 2004 have been made under my supervision; (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC for the Internal Revenue Service or any other governmental agency or body.




Bank of America, N.A.




/s/ Sean D. Reilly
Sean D. Reilly
Principal



/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President






  EX-99.2 (b)



ANNUAL PERFORMANCE CERTIFICATION
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of March 1, 2004 (the "Agreement"), by and among Banc of America Commercial Mortgage Inc., as Depositor,
Bank of America, N.A., as Master Servicer,
Wells Fargo Bank, N.A., as Trustee and REMIC Administrator and Lennar Partners, Inc., as Special Servicer
(BACM 2004-1)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company for the year ended December 31, 2004 and of the Company's performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, there has been no default in the fulfillment of any obligations based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2004; and (iii) the Company has received no notice regarding qualification, or challenging the status of any of the REMIC I or REMIC II as a REMIC from the IRS or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.




  Ex-99.3

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,938,583.98          6,173,872.90                 0.00              78,427,145.10
   A-1A                          10,175,179.02          1,606,807.76                 0.00             295,252,171.24
   A-2                            3,876,853.86                  0.00                 0.00             128,044,055.00
   A-3                            3,323,934.36                  0.00                 0.00             100,065,758.00
   A-4                           18,630,187.11                  0.00                 0.00             521,853,980.00
   B                              1,150,580.88                  0.00                 0.00              31,520,604.00
   C                                491,223.69                  0.00                 0.00              13,271,833.00
   D                              1,128,321.54                  0.00                 0.00              29,861,625.00
   E                                510,733.35                  0.00                 0.00              13,271,833.00
   F                                722,514.51                  0.00                 0.00              18,248,771.00
   G                                468,317.34                  0.00                 0.00              11,612,854.00
   H                                823,465.47                  0.00                 0.00              19,907,750.00
   J                                252,480.06                  0.00                 0.00               6,635,917.00
   K                                252,480.06                  0.00                 0.00               6,635,917.00
   L                                315,600.03                  0.00                 0.00               8,294,896.00
   M                                315,600.03                  0.00                 0.00               8,294,896.00
   N                                126,240.03                  0.00                 0.00               3,317,958.00
   O                                126,240.03                  0.00                 0.00               3,317,958.00
   P                                819,988.68                  0.00                 0.00              21,566,730.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   XC                               445,987.77                  0.00                 0.00           1,319,402,651.34
   XP                             8,862,056.09                  0.00                 0.00           1,281,228,990.00